Form 10-Q
period 2026-09-30
Columbus Circle Capital Corp III
filed 2026-11-13
CIK 2123471

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 13, 2026, there were 23,665,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,666,667 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

COLUMBUS CIRCLE CAPITAL CORP III

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from July 11, 2025 (Inception) Through September 30, 2025	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	20

Item 4.	Controls and Procedures.	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings.	21

Item 1A.	Risk Factors.	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

Item 3.	Defaults Upon Senior Securities.	22

Item 4.	Mine Safety Disclosures.	22

Item 5.	Other Information.	22

Item 6.	Exhibits.	22

SIGNATURES		23

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“Administrative Services Agreement” are to the Administrative Services Agreement, dated July 8, 2026, which we entered into with an affiliate of our Sponsor (as defined below);

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Business Combination Marketing Agreement” are to the business combination marketing agreement, dated July 8, 2026, which we entered into with the Representatives (as defined below).

●	“Business Combination Marketing Fee” are to the fee payable upon our Business Combination, pursuant to the Business Combination Marketing Agreement to the Representatives (as defined below) in the amount of $9,800,000, subject to certain adjustments;

●	“CCM” are to Cohen & Company Capital Markets, a division of Cohen & Company Securities, LLC, a representative of the Underwriters, itself an affiliate of Cohen (as defined below);

●	“CCS” or “Cohen & Company Securities, LLC” are to Cohen & Company Securities, LLC, an indirect subsidiary of Cohen LLC; CCM is a division of CCS;

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Clear Street” are to Clear Street LLC, a representative of the Underwriters;

●	“Cohen” are to Cohen & Company Inc., a Maryland corporation (NYSE American: COHN), which controls, through Cohen LLC and its subsidiaries, the Sponsor, CCM as well as CCS;

●	“Cohen Circle” are to Cohen Circle, LLC, an investment firm that sponsors and invests in SPACs and SPAC sponsors; Daniel G. Cohen, the Chairman of the Board of Cohen and Cohen LLC, is the Co-Founder of Cohen Circle;

●	“Cohen LLC” are to Cohen & Company, LLC, a Delaware limited liability company, which is the operating subsidiary of Cohen and of which Cohen & Company Securities, LLC is an indirect subsidiary and CCM is a division, and the managing member of our sponsor;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering (as defined below) to July 10, 2028 (or such earlier date as determined by the Board), that we have to consummate an initial Business Combination, or (ii) such other period during which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Columbus Circle Capital Corp III, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on July 10, 2026;

●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering, including our Sponsor;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on July 11, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on May 26, 2026, as amended, and declared effective on July 8, 2026 (File No. 333-296208);

●	“Letter Agreement” are to the Letter Agreement, dated July 8, 2026, which we entered into with our Sponsor, directors and officers;

●	“Management” or our “Management Team” are to our executive officers and directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,000,000 units that were purchased by the Underwriters pursuant to the full exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the Underwriters had to purchase up to an additional 3,000,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was fully exercised;

●	“Private Placement” are to the private placement of Private Placement Units (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Units Purchase Agreements (as defined below);

●	“Private Placement Shares” are to the Class A Ordinary Shares included within the Private Placement Units purchased by our Sponsor, CCM and Clear Street in the Private Placement;

●	“Private Placement Units” are to the units purchased by our Sponsor, CCM and Clear Street in the Private Placement;

●	“Private Placement Warrants” are to the warrants included within the Private Placement Units purchased by our Sponsor, CCM and Clear Street in the Private Placement;

●	“Private Placement Units Purchase Agreements” are to the (i) Private Placement Units Purchase Agreement, dated July 8, 2026, which we entered into with our Sponsor and (ii) Private Placement Units Purchase Agreement, dated July 8, 2026, which we entered into with CCM and Clear Street, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or the members of our Management Team purchase Public Shares, provided that our Initial Shareholders and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares included as part of the Public Units (as defined below) (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Units” are to the units sold in our Initial Public Offering, with each Public Unit consisting of one Public Share and one-third of one Public Warrant (as defined below);

●	“Public Warrants” are to the redeemable warrants included as part of the Public Units (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated July 8, 2026, which we entered into with the Sponsor, CCM and Clear Street;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Columbus Circle 3 Sponsor Corporation LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $230 million from the proceeds of the sale of the Public Units in the Initial Public Offering and the Private Placement Units in the Private Placement was placed following the closing of the Initial Public Offering;

●	“Trust Agreement” are to the Investment Management Trust Agreement, dated July 8, 2026, which we entered into with Continental, as trustee of the Trust Account;

●	“Underwriters” are to the several underwriters of the Initial Public Offering, collectively;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated July 8, 2026, which we entered into with CCM and Clear Street, as representatives of the Underwriters;

●	“Units” are to the Placement Units and the Public Units, together;

●	“Warrant Agreement” are to the Warrant Agreement, dated July 8, 2026, which we entered into with Continental, as Warrant agent;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COLUMBUS CIRCLE CAPITAL CORP III

CONDENSED BALANCE SHEETS

	September 30, 2026 (Unaudited)	December 31, 2025
Assets:
Current Assets
Cash	$1,174,100	$—
Prepaid expenses and insurance	153,201	10,225
Total Current Assets	1,327,301	10,225
Deferred offering costs	—	34,056
Long-term portion of prepaid insurance	96,875	—
Cash and investments held in Trust Account	231,831,141	—
Total Assets	$233,255,317	$44,281

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit):
Current Liabilities
Accounts payable and accrued expenses	$5,563	$—
Accrued offering costs	75,000	—
IPO Promissory Note	—	25,000
Total Current Liabilities	80,563	25,000

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 23,000,000 and 0 shares at a redemption value of $10.08 and $0 per share as of September 30, 2026 and December 31, 2025, respectively	231,831,141	—

Shareholders’ Equity (Deficit)
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 665,000 and 0 shares issued and outstanding, excluding 23,000,000 and 0 shares subject to possible redemption as of September 30, 2026 and December 31, 2025, respectively	67	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 7,666,667 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively (1)	767	767
Additional paid-in capital	—	24,233
Retained earnings (accumulated deficit)	1,342,779	(5,719)
Total Shareholders’ Equity (Deficit)	1,343,613	19,281
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$233,255,317	$44,281

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (Note 7). On July 10, 2026, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP III

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended	For the Period from July 11, 2025 (Inception) Through
	September 30, 2026	September 30, 2026	September 30, 2025
General and administrative costs	$249,005	$323,611	$4,461
Loss from operations	(249,005)	(323,611)	(4,461)
Other income (expense)
Interest earned on cash and investments held in Trust Account	1,831,141	1,831,141	—

Net income (loss)	$1,582,136	$1,507,530	$(4,461)

Basic and diluted weighted average Class A redeemable Ordinary Shares outstanding	21,324,505	7,134,301	—

Basic and diluted net income (loss) per Class A redeemable Ordinary Share	$0.05	$0.11	$—

Basic weighted average Class B ordinary shares outstanding (1)	7,567,766	6,968,138	6,666,667

Basic net income (loss) per Class B ordinary share	$0.05	$0.11	$(0.00)

Diluted weighted average Class B ordinary shares outstanding (1)	7,666,667	7,001,226	6,666,667

Diluted net income (loss) per Class B ordinary share	$0.05	$0.11	$(0.00)

(1)	Excludes up to 1,000,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (Note 7). On July 10, 2026, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP III

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Retained Earnings (Accumulated	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit)	(Deficit)
Balance – December 31, 2025 (1)	—	$—	7,666,667	$767	$24,233	$(5,719)	$19,281

Net loss	—	—	—	—	—	—	—

Balance – March 31, 2026 (unaudited)	—	—	7,666,667	767	24,233	(5,719)	19,281

Net loss	—	—	—	—	—	(74,606)	(74,606)

Balance – June 30, 2026 (unaudited)	—	—	7,666,667	767	24,233	(80,325)	(55,325)

Sale of 665,000 Private Placement Units	665,000	67	—	—	6,649,933	—	6,650,000

Fair value of Public Warrants at issuance	—	—	—	—	4,446,667	—	4,446,667

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(124,320)	—	(124,320)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(10,996,513)	(159,032)	(11,155,545)

Net income	—	—	—	—	—	1,582,136	1,582,136

Balance – September 30, 2026 (unaudited)	665,000	$67	7,666,667	$767	$—	$1,342,779	$1,343,613

FOR THE PERIOD FROM JULY 11, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholder’s Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance – July 11, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B Ordinary Shares to Sponsor (1)	—	—	7,666,667	767	24,233	—	25,000

Net loss	—	—	—	—	—	(4,461)	(4,461)

Balance – September 30, 2025 (unaudited)	—	$—	7,666,667	$767	$24,233	$(4,461)	$20,539

(1)	Includes up to 1,000,000 Class B ordinary shares subject to forfeiture if the Over-Allotment Option is not exercised in full or in part by the underwriters (Note 7). On July 10, 2026, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP III

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2026	For the Period from July 11, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income (loss)	$1,507,530	$(4,461)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative costs paid through IPO Promissory Note	106,545	4,461
Interest earned on cash and investments held in Trust Account	(1,831,141)	—
Changes in operating assets and liabilities:
Prepaid expenses and insurance	(137,001)	—
Long-term prepaid insurance	(96,875)	—
Accounts payable and accrued expenses	5,563	—
Net cash used in operating activities	(445,379)	—

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	226,000,000	—
Proceeds from sale of Private Units	6,650,000	—
Repayment of advances from related party	(30,038)	—
Repayment of promissory note – related party	(300,000)	—
Payment of offering costs	(700,483)	—
Net cash provided by financing activities	231,619,479	—

Net change in cash	1,174,100	—
Cash – beginning of the period	—	—
Cash – end of the period	$1,174,100	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid through prepaid expense	$10,225	$3,086
Prepaid services paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Offering costs included in accrued offering costs	$275,483	$—
Offering costs paid through advances from Sponsor	$30,038	$—
Deferred offering costs paid through Promissory Note	$152,255	$—
Prepaid services paid through IPO Promissory Note	$16,200	$—

 The accompanying notes are an integral part of the unaudited condensed financial statements.

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from July 11, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the value in the Trust Account (as defined below) (excluding any deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The accompanying unaudited condensed financial statements should be read in conjunction with the (i) IPO Registration Statement and (ii) the Company’s Current Report on Form 8-K, as filed with the SEC on July 16, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on July 10, 2026, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on July 16, 2026. The interim results for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the year ending December 31, 2026 or for any future periods.

Liquidity and Capital Resources

The Company’s liquidity needs up to July 10, 2026 had been satisfied through the loan under an unsecured promissory note from the Sponsor of up to $300,000 (see Note 5). As of September 30, 2026, the Company had cash of $1,174,100 and working capital of $1,246,738.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements – Going Concern,” the Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the financial statements.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,174,100 and $0 and did not have any cash equivalents as of September 30, 2026, and December 31, 2025, respectively.

Cash and Investments Held in Trust Account

As of September 30, 2026, the assets held in the Trust Account, amounting to $231,831,141, were held in money market funds. At December 31, 2025, there were no assets held in the Trust Account. The investments held in money market funds are classified as trading securities. Gains and losses resulting from the change in fair value of these securities are included in interest earned on cash and investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition.

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of FASB ASC Topic 340-10-S99 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Deferred offering costs consist principally of professional and registration fees that are related to the Initial Public Offering. FASB ASC Topic 470-20, “Debt with Conversion and Other Options,” addresses the allocation of proceeds from the issuance of convertible debt into its equity and debt components. The Company applies this guidance to allocate Initial Public Offering proceeds from the Units between Class A ordinary shares and warrants, using the residual method, by allocating the Initial Public Offering proceeds first to assigned value of the warrants and then to the Class A ordinary shares. Offering costs allocated to the Class A Ordinary shares subject to redemption were charged to temporary equity, and offering costs allocated to the Public Warrants and Private Placement Units were charged to shareholders’ equity, as the Public Warrants and Private Placement Warrants (as described in Note 4), after management’s evaluation, are accounted for under equity treatment.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the condensed balance sheets, primarily due to their short-term nature.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between its Class A and its Class B shares. This presentation assumes an initial Business Combination as the most likely outcome. The Company does not have any dilutive instruments. Net income (loss) per ordinary share is calculated by dividing net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the Class A ordinary shares subject to possible redemption is excluded from earnings per share as the redemption value approximates fair value.

The following tables reflect the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):
	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Basic net income per ordinary share
Numerator:
Allocation of net income	$1,167,726	$414,410	$762,646	$744,884
Denominator:
Basic weighted average shares outstanding	21,324,505	7,567,766	7,134,301	6,968,138
Basic net income per ordinary share	$0.05	$0.05	$0.11	$0.11

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Class A	Class B	Class A	Class B
Diluted net income per ordinary share
Numerator:
Allocation of net income	$1,163,743	$418,393	$760,861	$746,669
Denominator:
Diluted weighted average shares outstanding	21,324,505	7,666,667	7,134,301	7,001,226
Diluted net income per ordinary share	$0.05	$0.05	$0.11	$0.11

	For the Period from July 11, 2025 (Inception) Through
	September 30, 2025
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$—	$(4,461)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	—	6,666,667
Basic and diluted net loss per ordinary share	$—	$(0.00)

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

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Class A Ordinary Shares Subject to Possible Redemption

The public shares contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation, if there is a shareholder vote (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with a Business Combination or to redeem 100% of the public shares if the Company does not complete an initial Business Combination within the completion window or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, or if there is a shareholder vote or tender offer in connection with the Company’s initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, the Company classifies public shares subject to redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026, Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. As of September 30, 2026, the Class A ordinary shares subject to possible redemption reflected in the balance sheet are reconciled in the following table:
Gross proceeds	$230,000,000
Less:
Proceeds allocated to Public Warrants	(4,446,667)
Class A ordinary shares subject to possible redemption, issuance cost	(4,877,737)
Plus:
Accretion of carrying value to redemption value	11,155,545
Class A Ordinary Shares subject to possible redemption, September 30, 2026	$231,831,141

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Share-Based Compensation

The Company recorded share-based compensation in accordance with FASB ASC Topic 718, “Compensation-Stock Compensation” (“FASB ASC 718”), guidance to account for its share-based compensation. It applies a fair value-based method of accounting for an employee share option or similar equity instrument. The Company recognizes all forms of share-based payments at their fair value on the grant date, which are based on the estimated number of awards that are ultimately expected to vest. Share-based payments are valued by multiplying the marketable value per founder share by the probability of successful closing of an initial Business Combination. Grants of share-based payment awards issued to non-employees for services rendered have been recorded at the fair value of the share-based payment, which is the more readily determinable value. The grants are amortized on a straight-line basis over the requisite service periods, which is generally the vesting period. If an award is granted, but vesting does not occur, any previously recognized compensation cost is reversed in the period related to the termination of service.

Warrant Instruments

The Company accounted for the warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging”. Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values. There were 7,666,667 Public Warrants and 221,667 Private Placement Warrants outstanding as of September 30, 2026 and none outstanding as of December 31, 2025.

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

Warrants — As of September 30, 2026 and December 31, 2025, there were 7,666,667 Public Warrants and 221,667 Private Placement Warrants outstanding. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. The warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

On June 23, 2026, the Sponsor transferred membership interests equivalent to an aggregate of 200,000 Founder Shares to four independent directors in exchange for their services through the Company’s initial Business Combination. The transfer of the Founder Shares to the Company’s independent directors is in the scope of FASB ASC 718. Under FASB ASC 718, share-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 200,000 shares granted to the Company’s independent directors was $590,000 or $2.95 per share. The valuation was derived by multiplying the marketable value per share by the probability of a successful closing of an initial Business Combination. As of June 23, 2026, the marketable value per share was $9.83 and the probability of closing an initial Business Combination was 30%. The Founder Shares are subject to a performance condition (i.e., providing services through the Business Combination). Share-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the Founder Shares that ultimately vest multiplied by the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the Founder Shares. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Promissory Note — Related Party

The Sponsor had agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of June 30, 2026 or the closing of the Initial Public Offering. On July 10, 2026, the Company repaid the $300,000 borrowed under the promissory note. Borrowings under the promissory note are no longer available.

Advances from Related Party

The Sponsor advanced additional funds of $30,038 to cover offering costs through the date of the Initial Public Offering. The advances were repaid in full as of July 10, 2026.

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Administrative Services Agreement

Commencing on July 8, 2026, the date on which the Company’s securities commenced listing on The Nasdaq Global Market, the Company entered into an agreement with an affiliate of the Sponsor to pay an aggregate of $10,000 per month for office space, utilities, and secretarial and administrative support. These monthly fees will cease upon the completion of the initial Business Combination or the liquidation of the Company. For the three and nine months ended September 30, 2026, the Company incurred $30,000 and $30,000 of administrative services fees which were incurred and paid. For the period from July 11, 2025 (inception) through September 30, 2025, no amounts were incurred for these services.

Related Party Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes a Business Combination, the Company would repay such Working Capital Loans at that time. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2026 and December 31, 2025, the Company had no borrowings under any Working Capital Loans.

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

COLUMBUS CIRCLE CAPITAL CORP III

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 7 — Shareholders’ Equity (Deficit)

Preferred Shares — The Company is authorized to issue a total of 5,000,000 preferred shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. As of September 30, 2026, there were 665,000 Class A ordinary shares issued and outstanding, excluding 23,000,000 Class A ordinary shares subject to possible redemption. As of December 31, 2025, there were no Class A ordinary shares issued and outstanding.

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, the Company had issued 7,666,667 Class B ordinary shares to the Sponsor for $25,000, or approximately $0.003 per share. The Founder Shares included an aggregate of up to 1,000,000 shares subject to forfeiture if the Over-Allotment Option was not exercised by the underwriters in full. On July 10, 2026, the underwriters exercised their Over-Allotment Option in full as part of the closing of the Initial Public Offering. As such, the 1,000,000 Founder Shares are no longer subject to forfeiture.

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

SEPTEMBER 30, 2026

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

	September 30, 2026 (unaudited)	December 31, 2025
Cash	$1,174,100	$—
Prepaid expenses and insurance	$153,201	$10,225
Deferred offering costs	$—	$34,056
Long-term portion of prepaid insurance	$96,875	$—
Cash and investments held in Trust Account	$231,831,141	$—

	For the Three Months Ended	For the Nine Months Ended	For the Period from July 11, 2025 (Inception) Through
	September 30, 2026	September 30, 2026	September 30, 2025
General and administrative costs	$249,005	$323,611	$4,461
Interest earned on cash and investments held in Trust Account	$1,831,141	$1,831,141	$—

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

Note 9 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable. In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	December 31, 2025
Assets:
Marketable securities held in Trust Account	1	$231,831,141	$—

The fair value of the Public Warrants at issuance was $4,446,667 or $0.58 per Public Warrant. The fair value of Public Warrants was determined using a binomial lattice model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance. The following table presents the quantitative information regarding Level 3 market inputs used in the valuation of the public warrants:

July 10, 2026
Volatility	25.0%
Risk-free rate	4.3%
Dividend yield	0.0%
Asset price	$9.83
Exercise price	$11.50
Term in years	5.0
Probability of Business Combination	30.0%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the date of the condensed balance sheet up to the date that the accompanying unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under this Item regarding our financial position, possible Business Combinations and the financing thereof, and related matters, and the plans and objectives of Management for future operations, are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Report, words such as “may,” “should,” “could,” “would,” “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our Management, identify forward-looking statements. We have based these forward-looking statements on our Management’s current expectations and projections about future events, as well as assumptions made by, and information currently available to our Management. Actual results could differ materially from those contemplated by such forward-looking statements as a result of certain factors detailed in our filings with the SEC, including herein. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since July 11, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to the Initial Public Offering. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $1,582,136, which consists of operating costs of $249,005, offset by interest income on cash and investments held in the Trust Account of $1,831,141.

For the nine months ended September 30, 2026, we had net income of $1,507,530, which consists of operating costs of $323,611, offset by interest income on cash and investments held in the Trust Account of $1,831,141.

For the period from July 11, 2025 (inception) through September 30, 2025, we had a net loss of $4,461, which consisted of general and administrative expenses.

Liquidity and Capital Resources

Our liquidity needs through September 30, 2026 were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs will be satisfied through the proceeds from the consummation of the Initial Public Offering and Private Placement held outside of the Trust Account.

Following the Initial Public Offering, including the full exercise of the Over-Allotment Option, and the Private Placement, a total of $230,000,000 was placed in the Trust Account. We incurred fees of $5,002,057 in the Initial Public Offering, consisting of $4,000,000 of cash underwriting fee, and $1,002,057 of other offering costs.

As of September 30, 2026, we had a working capital of $1,246,738.

As of September 30, 2026, we had cash and investments held in the Trust Account of $231,831,141 (including approximately $1,831,141 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2026, we had cash of $1,174,100 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. As of September 30, 2026, no such Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditure required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

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

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we intend to repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account will be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into units of the post-Business Combination entity at a price of $10.00 per unit. Such units (and underlying securities) would be identical to the Private Placement Units (and underlying securities). As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than as follows:

Administrative Services Agreement

Commencing on July 8, 2026, and until the completion of our Business Combination or liquidation, we will reimburse an affiliate of the Sponsor $10,000 per month for office space, utilities and secretarial and administrative support pursuant to the Administrative Services Agreement. For the three and nine months ended September 30, 2026, the Company incurred and paid $30,000 and $30,000 in fees for these services. For the period from July 11, 2025 (inception) through September 30, 2025, the Company did not incur any fees for these services.

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

On June 23, 2026, our Sponsor transferred membership interests equivalent to an aggregate of 200,000 Founder Shares to our four independent directors for services through our initial Business Combination, which is within the scope of FASB ASC 718. The fair value of these shares was $590,000, or $2.95 per share, derived by multiplying a marketable value of $9.83 per share by a 30% probability of closing a Business Combination as of June 23, 2026. Because these shares are subject to a performance condition, compensation expense will only be recognized when a Business Combination is considered probable (i.e., upon consummation of a Business Combination). As of September 30, 2026, we determined that a Business Combination was not yet probable, and therefore no compensation expense has been recognized.

The fair value of the Public Warrants at issuance, issued on July 10, 2026 in connection with the Initial Public Offering, was $4,446,667 or $0.58 per Public Warrant. The fair value of Public Warrants was determined using a binomial lattice model. The Public Warrants have been classified within shareholders’ equity and will not require remeasurement after issuance.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to our Management, including our Certifying Officers, as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Director Nominations

There have been no material changes to the procedures by which our security holders may recommend nominees to our Board since we reported such procedures in the IPO Registration Statement.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: November 13, 2026	COLUMBUS CIRCLE CAPITAL CORP III

	By:	/s/ Gary Quin
	Name:	Gary Quin
	Title:	Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: November 13, 2026	By:	/s/ Joseph W. Pooler
	Name:	Joseph W. Pooler
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)